Form 10-K
period 2004-12-31
USAutos Series 2004-1 Trust
filed 2005-03-30
CIK 1306812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                        Commission File Number: 001-32344

                            Freedom Depository, LLC,

                                  on behalf of:


                           USAutos Series 2004-1 Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 72-1545842
  ---------------------------------          --------------------------------
 (State or Other Jurisdiction,              (I.R.S. Employer Identification No.)
 Organization or Incorporation)

 7801 North Capital of Texas Highway,
        Suite 300, Austin, Texas                              78731
---------------------------------------                ------------------
(Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code:  (512) 342-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                      Name of  Registered Exchange
----------------                                   -----------------------------
5.10% Freedom Certificates, USAutos                   American  Stock Exchange
Series 2004-1 Class A
Certificates

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

   The registrant has no voting stock or class of common stock that is held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                INTRODUCTORY NOTE

Freedom Depository, LLC (the "Depositor") is the Depositor in respect of the USAutos 2004-1 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of October 1, 2004, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement"), dated as of October 28, 2004, providing for the issuance of the 5.10% Freedom Certificates, USAutos Series 2004-1 Class A Certificates (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Trust's assets consist solely of [senior notes] issued by General Motors Acceptance Corporation and Ford Motor Credit Company. The Certificates do not represent obligations of, or interests in, the Depositor or the Trustee.

The issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, please see their periodic and current reports filed with the Securities and Exchange Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each trust, the issuer(s) or guarantor, or successor thereto, of the related underlying security issuers, and their respective Exchange Act file numbers, if applicable.

--------------------------------------------------------------------------------
Underlying Securities Issuer(s) or Guarantor, or        Exchange Act File Number
successor thereto
--------------------------------------------------------------------------------
General Motors Acceptance Corporation                   001-03754
--------------------------------------------------------------------------------
Ford Motor Credit Company                               001-06368
--------------------------------------------------------------------------------



                                     PART I

ITEM 1.   BUSINESS.
            Not Applicable

ITEM 2.   PROPERTIES.
            Not Applicable

ITEM 3.   LEGAL PROCEEDINGS.
            None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the American Stock Exchange.

ITEM 6.   SELECTED FINANCIAL DATA.
            Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            Not Applicable

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            Not Applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
            Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
            None

ITEM 9A.  CONTROLS AND PROCEDURES.
            Not Applicable

ITEM 9B.  OTHER INFORMATION.
            None



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
            Not Applicable

ITEM 11.  EXECUTIVE COMPENSATION.
            Not Applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
            Not Applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
            Not Applicable

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents have been filed as part of this report.

          1. No distributions were made on the Certificates during the year ending December 31, 2004. Accordingly, the Depositor did not file any distribution reports in respect of the Trust with the Securities and Exchange Commission during such year.

          2.   None.

          3.   Exhibits:

               99.1 - Certification by President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C.
               Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               99.3 Report of Aston Bell & Associates.

     (b) The following reports on Form 8-K were filed during the period covered by this report:

               None



     (c)  See Item 15(a)(3) above.

     (d)  Not Applicable

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Freedom Depository, LLC, as Depositor
                                        for the Trust (the "Registrant")



Dated:   March 28, 2005                  By:      /s/ Sean A. Dobson
                                            ------------------------
                                                 Name:  Sean A. Dobson
                                                 Title:  President

                                  EXHIBIT INDEX

----------------------------------------------------------------------------------------------------------------------
 Reference Number per
       Item 601                                                                                 Exhibit Number
   of Regulation SK                         Description of Exhibits                           in this Form 10-K
----------------------------------------------------------------------------------------------------------------------
         99.1            Certification by President of the Registrant pursuant to 15                 99.1
                         U.S.C. Section 7241, as adopted pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------------------------------------
         99.2            Annual Compliance Report by Trustee pursuant to 15 U.S.C.                   99.2
                         Section 7241, as adopted pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------------
         99.3            Report of Aston Bell and Associates                                         99.3
----------------------------------------------------------------------------------------------------------------------