Form 10-K
period 2005-12-31
USAutos Series 2004-1 Trust
filed 2006-03-30
CIK 1306812

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

For the fiscal year ended December 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission File Number: 001-32344

                            Freedom Depository, LLC,

                                  on behalf of:

                           USAutos Series 2004-1 Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               72-1545842
---------------------------------------------   --------------------------------
(State or Other Jurisdiction, Organization or           (I.R.S. Employer
                Incorporation)                         Identification No.)

     7801 North Capital of Texas Highway,
           Suite 300, Austin, Texas                          78731
---------------------------------------------   --------------------------------
   (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code:  (512) 342-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                          Name of  Registered Exchange
--------------                          ----------------------------
5.10% Freedom Certificates, USAutos     American  Stock Exchange
Series 2004-1 Class A Certificates

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [_]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.

Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X]
Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]  No [_]


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

The issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, please see their periodic and current reports filed with the Securities and Exchange Commission (the "Commission"). The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each trust, the issuer(s) or guarantor, or successor thereto, of the related underlying security issuers, and their respective Exchange Act file numbers, if applicable.

--------------------------------------------------------------------------------

Underlying Securities Issuer(s) or      Exchange Act File Number
Guarantor, or successor thereto
--------------------------------------- ----------------------------------------
General Motors Acceptance Corporation   001-03754

--------------------------------------- ----------------------------------------
Ford Motor Credit Company               001-06368

--------------------------------------------------------------------------------



                                     PART I

ITEM 1.  BUSINESS.

         Not Applicable

ITEM 1A. RISK FACTORS.

         Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

ITEM 9B. OTHER INFORMATION.

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not Applicable

ITEM 11. EXECUTIVE COMPENSATION.

         Not Applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS.

         Not Applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Not Applicable

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  The following documents have been filed as part of this report.

               1. Trustee's Distribution Statements documented on Form 8-K regarding the Distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

               --------------------- -------------------- ----------------------
               Trust Description     Distribution Date    Filed On
               --------------------- -------------------- ----------------------
               USAutos 2004-1        3/3/2005             3/7/2005
               Trust
                                     9/3/2005             9/8/2005
               --------------------- -------------------- ----------------------

               2.   None.

               3.   Exhibits:

                    31.1 - Certification by President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    31.3   Report of Aston Bell & Associates.

          (b)  See Item 15(a) above.

          (c)  Not Applicable

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Freedom Depository, LLC, as Depositor
                                        for the Trust (the "Registrant")



Dated:   March 28, 2006                 By:      /s/ SEAN A. DOBSON
                                           -----------------------------
                                                 Name:  Sean A. Dobson
                                                 Title:  President

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
   Reference
   Number per
    Item 601                                                   Exhibit Number
of Regulation SK           Description of Exhibits            in this Form 10-K
--------------------------------------------------------------------------------
      31.1       Certification by President of the
                 Registrant pursuant to 15 U.S.C.
                 Section 7241, as adopted
                 pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.                        31.1
--------------------------------------------------------------------------------
      31.2       Annual Compliance Report by Trustee                31.2
                 pursuant to 15 U.S.C. Section 7241, as
                 adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
      31.3       Report of Aston Bell and Associates                31.3
--------------------------------------------------------------------------------