Form 10-K
period 2006-12-31
USAutos Series 2004-1 Trust
filed 2007-03-30
CIK 1306812

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

 For the fiscal year ended December 31, 2006

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                        Commission File Number: 001-32344

                            Freedom Depository, LLC,

                                  on behalf of:

                           USAutos Series 2004-1 Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                72-1545842
 -----------------------------------------   ----------------------------------
(State or Other Jurisdiction, Organization  (I.R.S. Employer Identification No.)
          or Incorporation)

 7801 North Capital of Texas Highway, Suite 300,
              Austin, Texas                                    78731
------------------------------------------------      --------------------------
  (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code:  (512) 342-3000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF CLASS                                     NAME OF  REGISTERED EXCHANGE
--------------                                     ----------------------------

5.10% Freedom Certificates, USAutos Series 2004-1 American Stock Exchange Class A Certificates

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [X]   No [_]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                INTRODUCTORY NOTE

Freedom Depository, LLC (the "Depositor") is the Depositor in respect of the USAutos 2004-1 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of October 1, 2004, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement"), dated as of October 28, 2004, providing for the issuance of the 5.10% Freedom Certificates, USAutos Series 2004-1 Class A Certificates (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Trust's assets consist solely of notes issued by GMAC LLC and Ford Motor Credit Company. The Certificates do not represent obligations of, or interests in, the Depositor or the Trustee.

The issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, please see their periodic and current reports filed with the Securities and Exchange Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, NE., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each trust, the issuer(s) or guarantor, or successor thereto, of the related underlying security issuers, and their respective Exchange Act file numbers, if applicable.

------------------------------------------------- ------------------------------

Underlying Securities Issuer(s) or Guarantor,      Exchange Act File Number
or successor thereto
------------------------------------------------- ------------------------------
GMAC LLC                                          001-03754

------------------------------------------------- ------------------------------
Ford Motor Credit Company                         001-06368

------------------------------------------------- ------------------------------



                                     PART I

ITEM 1.    BUSINESS.
           Not Applicable

ITEM 1A.   RISK FACTORS
           Not Applicable

ITEM 1B.   UNRESOLVED STAFF COMMENTS
           Not Applicable

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
           Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
           None

ITEM 9A.   CONTROLS AND PROCEDURES.
           Not Applicable

ITEM 9B.   OTHER INFORMATION.
           None



                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
           Not Applicable

ITEM 11.   EXECUTIVE COMPENSATION.
           Not Applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
           Not Applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.
           Not Applicable


                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

           (a) The following documents have been filed as part of this report.

               1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed in Item below:

               Trust Description         Distribution Date          Filed On

               USAutos 2004-1 Trust      3/3/2006                   3/14/2006

                                         9/6/2006                   9/13/2006

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

                    31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    31.3 - Report of Aston Bell & Associates.

           (b) See Item 15 (a) above.

           (c) Not applicable.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Freedom Depository, LLC, as Depositor for the Trust (the "Registrant")

Dated: March 21, 2007              By:  /s/ Sean A. Dobson
                                        ------------------------------
                                           Name:  Sean A. Dobson
                                           Title: President

                                  EXHIBIT INDEX

------------------------ --------------------------------------------------------------- -----------------------------
 Reference Number per
       Item 601                                                                                 Exhibit Number
   of Regulation SK                         Description of Exhibits                           in this Form 10-K
------------------------ --------------------------------------------------------------- -----------------------------
         31.1            Certification by President of the Registrant pursuant to 15                 31.1
                         U.S.C. Section 7241, as adopted pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002.
------------------------ --------------------------------------------------------------- -----------------------------
         31.2            Annual Compliance Report by Trustee pursuant to 15 U.S.C.                   31.2
                         Section 7241, as adopted pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002
------------------------ --------------------------------------------------------------- -----------------------------
         31.3            Report of Aston Bell and Associates                                         31.3
------------------------ --------------------------------------------------------------- -----------------------------