Form 10-K/A
period 2006-12-31
USAutos Series 2004-1 Trust
filed 2007-09-24
CIK 1306812

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission File Number: 001-32344

                            Freedom Depository, LLC,

                                  on behalf of:

                           USAutos Series 2004-1 Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  72-1545842
-------------------------------------       ------------------------------------
   (State or Other Jurisdiction,            (I.R.S. Employer Identification No.)
   Organization or Incorporation)

  7801 North Capital of Texas Highway,
       Suite 300, Austin, Texas                             78731
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code:  (512) 342-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                       Name of Registered Exchange
--------------                                       ---------------------------
5.10% Freedom Certificates, USAutos                  American Stock Exchange
Series 2004-1 Class A Certificates


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]  No [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31,2006 as filed with the Securities and Exchange Commission (SEC) on March 30, 2007, to correct the language of Exhibit 31.1. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K/A in anyway other than as required to reflect the amendment set forth below.

         Listed below is the exhibit that is amended by this Form 10-K/A:

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

                  (a)

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

                               Freedom Depository, LLC, as Depositor for the Trust (the "Registrant")

Dated:   September 19, 2007                          By: /s/ Sean A. Dobson
                                                        ------------------------
                                                     Name: Sean A. Dobson
                                                     Title:  President

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