Form 10-K
period 2007-12-31
USAutos Series 2004-1 Trust
filed 2008-03-24
CIK 1306812

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

For the fiscal year ended December 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
    TIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission File Number: 001-32344

                            Freedom Depository, LLC,

                                  on behalf of:

                           USAutos Series 2004-1 Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  72-1545842
     -----------------------------          -----------------------------------
    (State or Other Jurisdiction,           (I.R.S. Employer Identification No.)
     Organization or Incorporation)

   7801 North Capital of Texas Highway,
        Suite 300, Austin, Texas                           78731
  ---------------------------------------   ------------------------------------
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[ ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[ ] No[X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer[ ] Accelerated filer[X] Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[X] No[ ]

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

--------------------------------------------------------------------------------

Underlying Securities Issuer(s)                 Exchange Act File Number
or Guarantor, or successor thereto
--------------------------------------------------------------------------------
GMAC LLC                                        001-03754

--------------------------------------------------------------------------------
Ford Motor Credit Company                       001-06368

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

              1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed in Item below:

              Trust Description       Distribution Date      Filed On

              USAutos 2004-1 Trust    3/5/2007               3/16/2007

                                      9/4/2007               9/14/2007

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

                                   Freedom Depository, LLC, as Depositor for the Trust (the "Registrant")



Dated:   March 21, 2008            By:     /s/ SEAN A. DOBSON
                                   ---------------------------------
                                           Name:  Sean A. Dobson
                                           Title:  President

                                  EXHIBIT INDEX


--------------------------------------------------------------------------------
 Reference Number per
       Item 601                                                 Exhibit Number
   of Regulation SK            Description of Exhibits        in this Form 10-K
--------------------------------------------------------------------------------
         31.1            Certification by President of the           31.1
                         Registrant pursuant to 15 U.S.C.
                         Section 7241, as adopted pursuant
                         to Section 302 of the Sarbanes-Oxley
                         Act of 2002.
--------------------------------------------------------------------------------
         31.2            Annual Compliance Report by Trustee         31.2
                         pursuant to 15 U.S.C. Section 7241,
                         as adopted pursuant to Section 302
                         of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
         31.3            Report of Aston Bell and Associates         31.3
--------------------------------------------------------------------------------