Form 10-K
period 2008-12-31
USAutos Series 2004-1 Trust
filed 2009-03-25
CIK 1306812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
TIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-32344
Freedom Depository, LLC,
on behalf of:
USAutos Series 2004-1 Trust
(Exact name of registrant as specified in its charter)
Delaware 72-1545842
(State or Other Jurisdiction, Organization or Incorporation) (I.R.S. Employer Identification No.)
7801 North Capital of Texas Highway, Suite 300,
Austin, Texas
78731
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (512) 342-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Class
Name of Registered Exchange
5.10% Freedom Certificates, USAutos Series 2004-1 Class A
Certificates
NYSE Alternext US (formerly the American
Stock Exchange)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.
Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.
Yes No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes No

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
Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes No

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Introductory Note
Freedom Depository, LLC (the "Depositor") is the Depositor in respect of the USAutos 2004-1 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of October 1, 2004, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a
Series Supplement (the "Series Supplement"), dated as of October 28, 2004, providing for the issuance of the 5.10%
Freedom Certificates, USAutos Series 2004-1 Class A Certificates (the "Certificates") and is the depositor for the
Certificates (the "Registrant"). The Trust's assets consist s olely of notes issued by GMAC LLC and Ford Motor
Credit Company. The Certificates do not represent obligations of, or interests in, the Depositor or the Trustee.

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
20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the
Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuers of the underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly dis closed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each trust, the issuer(s) or guarantor, or successor thereto, of the related underlying security issuers, and their respective Exchange Act file numbers, if applicable.

Underlying Securit ies Issuer(s) or Guarantor, or
successor thereto

Exchange Act File Number
GMAC LLC
001-03754
Ford Motor Credit Company
001-06368
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
1.
Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2008 through and including December 31, 2008 have been filed with the Securities and Exchange
Commission and are hereby incorporated by reference. Filing dates are listed in Item below:
Trust Description Distribution Date Filed On
USAutos 2004-1 Trust 3/3/2008 3/13/2008
9/3/2008 9/5/2008
2. None.
3. Exhibits:
31.1 Certification by President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
31.2 Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002
31.3 Report of Aston Bell & Associates.
(b) See Item 15 (a) above.
(c) Not applicable.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Freedom Depository, LLC, as Depositor for the
Trust (the "Registrant")

Dated: March 19, 2009
By: /s/ Sean A. Dobson
Name: Sean A. Dobson
Title: President

EXHIBIT INDEX

Reference Number
per Item 601
of Regulation SK

Description of Exhibits
Exhibit Number
in this Form 10-K
31.1
Certification by President of the Registrant pursuant to 15 U.S.C.
Section 7241, as adopted pursuant to Section 302 of the
Sarbanes -Oxley Act of 2002.
31.1
31.2
Annual Compliance Report by Trustee pursuant to 15 U.S.C.
Section 7241, as adopted pursuant to Section 302 of the
Sarbanes -Oxley Act of 2002
31.2
31.3 Report of Aston Bell and Associates 31.3