Form 10-K
period 2010-12-31
USAutos Series 2004-1 Trust
filed 2011-03-28
CIK 1306812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
1.
Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2010 through and including December 31, 2010 have been filed with the Securities and Exchange
Commission and are hereby incorporated by reference. Filing dates are listed in Item below:
Trust Description Distribution Date Filed On
USAutos 2004-1 Trust 3/3/2010 3/8/2010
9/3/2010 9/13/2010
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

Dated: March 10, 2011
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